Form 10-K/A
period 1994-12-31
SECURITIZED ASSET SALES INC
filed 1996-06-12
CIK 895035

SECURITIES AND EXCHANGE COMMISSION
			   WASHINGTON, D.C.  20549

				 FORM 10-K/A
			       Amendment No. 3


(Mark One)

| x |   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [FEE REQUIRED] *

For the fiscal year ended December 31, 1994

|   |   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission File No.:  33-55638-07

Securitized Asset Sales, Inc. Mortgage Pass-Through Certificates, Series 1993-8 Trust
(Exact name of registrant as specified in its charter)

New York (governing law of pooling and servicing agreement)
(State or other jurisdiction of incorporation or organization)

52-1860637, 52-1860660,
52-1860658, 52-1860657
(I.R.S. Employer Identification No.)

c/o First Bank National Association
180 East Fifth Street
Corporate Trust, 2nd Floor
St. Paul, Minnesota                                     55101
(Address of principal executive         (Zip Code)
offices)

Registrant's telephone number, including area code (612)-244-6000

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  NONE

	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X                No

*       Previously paid with the Original Form 10-K.

	This Amendment No. 3 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 30, 1994 by Securitized Asset Services Corporation (the "Reporting Person"), on behalf of Securitized Asset Sales, Inc. Mortgage Pass-Through Certificates, Series 1993-8 Trust (the "Trust"), established pursuant to a Pooling and Servicing Agreement (the "Pooling and Servicing Agreement") among Securitized Asset Sales, Inc. (the "Company"), as depositor, a trustee and a master servicer (or, if applicable, a servicer) and in some instances, a certificate administrator, pursuant to which the Securitized Asset Sales, Inc. Mortgage Pass-Through Certificates, Series 1993-8 registered under the Securities Act of 1933 (the "Certificates") were issued. Item 14 of the Original Form 10-K is amended to read in its entirety as follows:

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

	(a)  Exhibits

		In accordance with the no action letter from the Office of Chief Counsel of the Division of Corporate Finance, Securities and Exchange Commission dated May 11, 1994 (the "No Action Letter "), the following exhibits are or will be provided:

		99.1 Annual Report of Independent Public Accountants as to master servicing activities or servicing activities, as applicable, of:

			(a)  The Prudential Home Mortgage Company, Inc., as
				Servicer<F2>
			(b)  GMAC Mortgage Corporation of Pennsylvania, as
				Servicer <F2>
			(c)  Ryland Mortgage Company, as Master Servicer<F3>
				(1)  GE Capital Mortgage Services, Inc., as
				Servicer<F3>
				(2)  Western Financial Savings Bank, as
				Servicer<F2>
			(d)  Countrywide Funding Corporation, as Servicer<F2>
			(e)  PHH U.S. Mortgage Corporation, as Servicer<F2>
			(f)  Providian Capital Management Real Estate Services
				(formerly Capital Holding Corporation), as
				Servicer<F3>
			(g)  North American Mortgage Company, as Servicer<F2>

		99.2 Annual Statement of Compliance with obligations under the Pooling and Servicing Agreement or servicing agreement, as applicable, of:

			(a)  The Prudential Home Mortgage Company, Inc., as
				Servicer<F2>
			(b)  GMAC Mortgage Corporation of Pennsylvania, as
				Servicer<F2>
			(c)  Ryland Mortgage Company, as Master Servicer<F3>
				(1)  GE Capital Mortgage Services, Inc., as
				Servicer<F3>
				(2)  Western Financial Savings Bank, as
				Servicer<F3>
			(d)  Countrywide Funding Corporation, as Servicer<F2>
			(e)  PHH U.S. Mortgage Corporation, as Servicer<F2>
			(f)  Providian Capital Management Real Estate Services
				(formerly Capital Holding Corporation), as
				Servicer<F3>
			(g)  North American Mortgage Company, as Servicer<F2>

	(b) On October 7, 1994, November 8, 1994, and December 14, 1994, reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

	(c)  Omitted pursuant to the No Action Letter.

	(d)  Omitted pursuant to the No Action Letter.




<F2>    Previously filed.

<F3>    Filed herewith.


				   SIGNATURE

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

SECURITIZED ASSET SALES, INC. MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 1993-8 TRUST

By:  NORWEST BANK MINNESOTA, N.A.
	as Master Servicer

Name:  /s/Sherri J. Sharps, as attorney-in-fact

Name:  Sherri J. Sharps, as attorney-in-fact

Title:  Vice President - Securities Administration Services


Dated:  May 31, 1996




				  EXHIBIT INDEX

Exhibit No.

99.1 Annual Report of Independent Public Accountants as to master servicing activities or servicing activities, as applicable, of:

	(a)  The Prudential Home Mortgage Company, Inc., as
		Servicer<F2>
	(b)  GMAC Mortgage Corporation of Pennsylvania, as
		Servicer <F2>
	(c)  Ryland Mortgage Company, as Master Servicer<F3>
		(1)  GE Capital Mortgage Services, Inc., as
		Servicer<F3>
		(2)  Western Financial Savings Bank, as Servicer<F2>
	(d)  Countrywide Funding Corporation, as Servicer<F2>
	(e)  PHH U.S. Mortgage Corporation, as Servicer<F2>
	(f)  Providian Capital Management Real Estate Services
		(formerly Capital Holding Corporation), as Servicer<F3>
	(g)  North American Mortgage Company, as Servicer<F2>

99.2 Annual Statement of Compliance with obligations under the Pooling and Servicing Agreement or servicing agreement, as applicable, of:

	(a)  The Prudential Home Mortgage Company, Inc., as
		Servicer<F2>
	(b)  GMAC Mortgage Corporation of Pennsylvania, as
		Servicer<F2>
	(c)  Ryland Mortgage Company, as Master Servicer<F3>
		(1)  GE Capital Mortgage Services, Inc., as
		Servicer<F3>
		(2)  Western Financial Savings Bank, as Servicer<F3>
	(d)  Countrywide Funding Corporation, as Servicer<F2>
	(e)  PHH U.S. Mortgage Corporation, as Servicer<F2>
	(f)  Providian Capital Management Real Estate Services
		(formerly Capital Holding Corporation), as Servicer<F3>
	(g)  North American Mortgage Company, as Servicer<F2>



<F2>  Previously filed.

<F3>  Filed herewith.