Form 10-K/A
period 1994-12-31
SECURITIZED ASSET SALES INC
filed 1996-06-12
CIK 895035

SECURITIES AND EXCHANGE COMMISSION
			  WASHINGTON, D.C.  20549

				FORM 10-K/A
			      Amendment No. 2



(Mark One)

| x |   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [FEE REQUIRED]  *

For the fiscal year ended December 31, 1994

|   | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission File No.:  33-63586-02

Securitized Asset Sales, Inc. Mortgage Pass-Through Certificates, Series 1993-6 Trust
(Exact name of registrant as specified in its charter)

New York (governing law of pooling and servicing agreement)
(State or other jurisdiction of incorporation or organization)

52-1860656, 52-1860654, 52-1860651, 52-1860650 52-1860647, 52-1860645
(I.R.S. Employer Identification No.)

c/o First Bank National Association
180 East Fifth Street
Corporate Trust, 2nd Floor
St. Paul, MN                                     55101
(Address of principal executive offices         (Zip Code)


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

Yes    X                No___

* Previously paid with Original Form 10-K.

	This Amendment No. 2 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 30, 1995 by Securitized Asset Services Corporation (the "Reporting Person"), on behalf of Securitized Asset Sales, Inc. Mortgage Pass-Through Certificates, Series 1993-6 Trust (the "Trust"), established pursuant to a Pooling and Servicing Agreement (the "Pooling and Servicing Agreement") among Securitized Asset Sales, Inc. (the "Company"), as depositor, a trustee and a master servicer (or, if applicable, a servicer) and in some instances, a certificate administrator, pursuant to which the Securitized Asset Sales, Inc. Mortgage Pass-Through Certificates, Series 1993-6 registered under the Securities Act of 1933 (the "Certificates") were issued. Item 14 of the Original Form 10-K is amended to read in its entirety as follows:


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

		99.1 Annual Report of Independent Public Accountants as to master servicing activities or servicing activities, as applicable, of:

		(a)  Residential Funding Corporation, as Servicer<F3>
		(b)  Ryland Mortgage Company, as Master Servicer<F2>
			(1) GE Capital Mortgage Services of California, Inc., as Servicer<F3>
			(2) LaSalle Talman Home Mortgage Corporation (formerly Metropolitan Service Corporation), as Servicer<F2>
			(3)  CrossLand Mortgage Corporation, as Servicer<F2>
			(4)  Victoria Mortgage Corporation, as Servicer<F2>
			(5)  Principal Residential Mortgage, Inc., as
			Servicer<F2>
		(c)  PHH U.S. Mortgage Corporation, as Servicer<F3>
		(d)  Countrywide Funding Corporation, as Servicer<F3>
		(e)  CitiMae, Inc., as Servicer<F2>
		(f)  CenFed Federal Savings Bank, as Servicer<F3>
		(g)  ITT Residential Capital Corporation, as Servicer<F3>

		99.2 Annual Statement of Compliance with obligations under the Pooling and Servicing Agreement or servicing agreement, as applicable, of:

		(a)  Residential Funding Corporation, as Servicer<F3>
		(b)  Ryland Mortgage Company, as Master Servicer<F2>
			(1) GE Capital Mortgage Services of California, Inc., as Servicer<F3>
			(2) LaSalle Talman Home Mortgage Corporation (formerly Metropolitan Service Corporation), as Servicer<F2>
			(3)  CrossLand Mortgage Corporation, as Servicer<F2>
			(4)  Victoria Mortgage Corporation, as Servicer<F2>
			(5)  Principal Residential Mortgage, Inc., as
			Servicer<F2>
		(c)  PHH U.S. Mortgage Corporation, as Servicer<F3>
		(d)  Countrywide Funding Corporation, as Servicer<F3>
		(e)  CitiMae, Inc., as Servicer<F2>
		(f)  CenFed Federal Savings Bank, as Servicer<F3>
		(g)  ITT Residential Capital Corporation, as Servicer<F3>


	(b) On October 7, 1994, November 8, 1994, and December 14, 1994, reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates.

	No other reports on Form 8-K have been filed during the last quarter for the period covered by the Original Form 10-K.

	(c)  Omitted pursuant to the No Action Letter.

	(d)  Omitted pursuant to the No Action Letter.


<F2>  Filed herewith.
<F3>  Previously filed.


					SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

SECURITIZED ASSET SALES, INC., MORTGAGE PASS-THROUGH CERTIFICATES,
	SERIES 1993-6 TRUST


By:       NORWEST BANK MINNESOTA, N.A.,
	  as Master Servicer

Name:     /s/Sherri J. Sharps, as attorney-in-fact

Name:     Sherri J. Sharps, as attorney-in-fact

Title:    Vice President - Securities Administration Services



Dated:  May 30, 1996





EXHIBIT INDEX

Exhibit No.

99.1 Annual Report of Independent Public Accountants as to master servicing activities or servicing activities, as applicable.

	(a)     Residential Funding Corporation, as Servicer<F3>
	(b)     Ryland Mortgage Company, as Master Servicer<F2>
		(1)     GE Capital Mortgage Services of California, Inc., as
			Servicer<F3>
		(2) LaSalle Talman Home Mortgage Corporation (formerly Metropolitan Service Corporation), as Servicer<F2>
		(3)     CrossLand Mortgage Corporation, as Servicer<F2>
		(4)     Victoria Mortgage Corporation, as Servicer<F2>
		(5)     Principal Residential Mortgage, Inc., as Servicer<F2>
	(c)     PHH U.S. Mortgage Corporation, as Servicer<F3>
	(d)     Countrywide Funding Corporation, as Servicer<F3>
	(e)     CitiMae, Inc., as Servicer<F2>
	(f)     CenFed Federal Savings Bank, as Servicer<F3>
	(g)     ITT Residential Capital Corporation, as Servicer<F3>


99.2 Annual Statement of Compliance with obligations under the Pooling and Servicing Agreement or servicing agreement, as applicable.

	(a)     Residential Funding Corporation, as Servicer<F3>
	(b)     Ryland Mortgage Company, as Master Servicer<F2>
		(1)     GE Capital Mortgage Services of California, Inc., as
			Servicer<F3>
		(2) LaSalle Talman Home Mortgage Corporation (formerly Metropolitan Service Corporation), as Servicer<F2>
		(3)     CrossLand Mortgage Corporation, as Servicer<F2>
		(4)     Victoria Mortgage Corporation, as Servicer<F2>
		(5)     Principal Residential Mortgage, Inc., as Servicer<F2>
	(c)     PHH U.S. Mortgage Corporation, as Servicer<F3>
	(d)     Countrywide Funding Corporation, as Servicer<F3>
	(e)     CitiMae, Inc., as Servicer<F2>
	(f)     CenFed Federal Savings Bank, as Servicer<F3>
	(g)     ITT Residential Capital Corporation, as Servicer<F3>



<F2>Filed herewith.
<F3>Previously filed.