Form 10-K/A
period 1995-12-31
SECURITIZED ASSET SALES INC
filed 1996-09-27
CIK 895035

SECURITIES AND EXCHANGE COMMISSION
			  WASHINGTON, D.C.  20549

				 FORM 10-K/A
			       Amendment No. 1


(Mark One)

| x |   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] *

For the fiscal year ended December 31, 1995

|   |   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission File No.:  33-76072-02

Securitized Asset Sales, Inc. Mortgage Pass-Through Certificates,
			Series PHM/1995-3 Trust
	 (Exact name of registrant as specified in its charter)

New York (governing law of pooling and servicing agreement)
State or other jurisdiction of incorporation or organization)

52-1945659, 52-1945658
(I.R.S. Employer Identification No.)

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


     This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 29, 1996, by Securitized Asset Services Corporation (the "Reporting Person"), on behalf of Securitized Asset Sales, Inc., Mortgage Pass-Through Certificates, Series PHM/1995-3 Trust (the "Trust"), established pursuant to a Pooling and Servicing Agreement (the "Pooling and Servicing Agreement") among Securitized Asset Sales, Inc. (the "Company"), as depositor, a trustee and a master servicer (or, if applicable, a servicer) and in some instances, a certificate administrator, pursuant to which the Securitized Asset Sales, Inc., Mortgage Pass-Through Certificates, Series PHM/1995-3 registered under the Securities Act of 1933 (the "Certificates") were issued. Item 14 of the Original Form 10-K is amended to read in its entirety as follows:

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

	  99.1 Annual Report of Independent Public Accountants as to master servicing activities or servicing activities, as applicable, of:

	       (a)  American Home Funding, Inc., as Servicer<F2>
	       (b)  BancBoston Mortgage Corporation, as Servicer<F2>
	       (c)  FBS Mortgage Corporation, as Servicer<F2>
	       (d)  First Town Mortgage Corporation, as Servicer<F2>
	       (e)  GMAC Mortgage Corporation of PA, as Servicer<F2>
	       (f)  National City Mortgage Company, as Servicer<F2>
	       (g) The Prudential Home Mortgage Company, Inc., as Servicer<F2>
	       (h)  PNC Mortgage Corp. of America, as Servicer <F2>
	       (i)  SunTrust Mortgage, Inc., as Servicer<F2>

	  99.2  Report of Management as to Compliance with Minimum
		Servicing Standards

	       (a)  American Home Funding, Inc., as Servicer<F2>
	       (b)  BancBoston Mortgage Corporation, as Servicer<F2>
	       (c)  FBS Mortgage Corporation, as Servicer<F2>
	       (d)  First Town Mortgage Corporation, as Servicer<F2>
	       (e)  GMAC Mortgage Corporation of PA, as Servicer<F2>
	       (f)  National City Mortgage Company, as Servicer<F2>
	       (g) The Prudential Home Mortgage Company, Inc., as Servicer<F2>
	       (h)  PNC Mortgage Corp. of America, as Servicer <F2>
	       (i)  SunTrust Mortgage, Inc., as Servicer<F2>

	  99.3 Annual Statement of Compliance with obligations under the Pooling and Servicing Agreement or servicing agreement, as applicable, of:

	       (a)  American Home Funding, Inc., as Servicer<F2>
	       (b)  BancBoston Mortgage Corporation, as Servicer<F1>
	       (c)  FBS Mortgage Corporation, as Servicer<F1>
	       (d)  First Town Mortgage Corporation, as Servicer<F2>
	       (e)  GMAC Mortgage Corporation of PA, as Servicer<F2>
	       (f)  National City Mortgage Company, as Servicer<F2>
	       (g) The Prudential Home Mortgage Company, Inc., as Servicer<F2>
	       (h)  PNC Mortgage Corp. of America, as Servicer <F2>
	       (i)  SunTrust Mortgage, Inc., as Servicer<F2>

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

       SECURITIZED ASSET SALES, INC., MORTGAGE PASS-THROUGH CERTIFICATES,
			  SERIES PHM/1995-3 TRUST

By:  NORWEST BANK MINNESOTA, N.A.,
     as Master Servicer

By:  /s/Sherri J. Sharps, as attorney-in-fact

By:  Sherri J. Sharps, as attorney-in-fact

Title:  Vice President -- Securities Administration Services

Dated:    August 30, 1996




EXHIBIT INDEX

Exhibit No.

99.1 Annual Report of Independent Public Accountants as to master servicing activities or servicing activities, as applicable.

	       (a)  American Home Funding, Inc., as Servicer<F2>
	       (b)  BancBoston Mortgage Corporation, as Servicer<F2>
	       (c)  FBS Mortgage Corporation, as Servicer<F2>
	       (d)  First Town Mortgage Corporation, as Servicer<F2>
	       (e)  GMAC Mortgage Corporation of PA, as Servicer<F2>
	       (f)  National City Mortgage Company, as Servicer<F2>
	       (g)  PNC Mortgage Corp. of America, as Servicer <F2>
	       (h) The Prudential Home Mortgage Company, Inc., as Servicer<F2>
	       (i)  SunTrust Mortgage, Inc., as Servicer<F2>

99.2  Report of Management as to Compliance with Minimum Servicing
      Standards

	       (a)  American Home Funding, Inc., as Servicer<F2>
	       (b)  BancBoston Mortgage Corporation, as Servicer<F2>
	       (c)  FBS Mortgage Corporation, as Servicer<F2>
	       (d)  First Town Mortgage Corporation, as Servicer<F2>
	       (e)  GMAC Mortgage Corporation of PA, as Servicer<F2>
	       (f)  National City Mortgage Company, as Servicer<F2>
	       (g)  PNC Mortgage Corp. of America, as Servicer <F2>
	       (h) The Prudential Home Mortgage Company, Inc., as Servicer<F2>
	       (i)  SunTrust Mortgage, Inc., as Servicer<F2>

99.3 Annual Statement of Compliance with obligations under the Pooling and Servicing Agreement or servicing agreement, as applicable.

	       (a)  American Home Funding, Inc., as Servicer<F2>
	       (b)  BancBoston Mortgage Corporation, as Servicer<F1>
	       (c)  FBS Mortgage Corporation, as Servicer<F1>
	       (d)  First Town Mortgage Corporation, as Servicer<F2>
	       (e)  GMAC Mortgage Corporation of PA, as Servicer<F2>
	       (f)  National City Mortgage Company, as Servicer<F2>
	       (g)  PNC Mortgage Corp. of America, as Servicer <F2>
	       (h) The Prudential Home Mortgage Company, Inc., as Servicer<F2>
	       (i)  SunTrust Mortgage, Inc., as Servicer<F2>




<F1>  Pursuant to the No Action Letter, such document (i) is not filed herewith since such document was not received by the Reporting Person at least three business days prior to the due date of the Original Form 10-K; and (ii) will be included in a further amendment to the Original Form 10-K to be filed within 30 days of the Reporting Person's receipt of such document.

<F2>  Filed herewith.