Form 10-K/A
period 1995-12-31
SECURITIZED ASSET SALES INC
filed 1996-10-29
CIK 895035

SECURITIES AND EXCHANGE COMMISSION
			  WASHINGTON, D.C.  20549

				 FORM 10-K/A
			       Amendment No. 1


(Mark One)

| x |   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
EXCHANGE ACT OF 1934 [FEE REQUIRED] *

For the fiscal year ended December 31, 1995

|   |   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission File No.:  33-63586-10

Securitized Asset Sales, Inc. Mortgage Certificate-Backed Certificates,
			Series 1995-A Trust
	 (Exact name of registrant as specified in its charter)

New York (governing law of pooling and servicing agreement)
State or other jurisdiction of incorporation or organization)

52-1932104
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


     This Amendment No. 1 on Form 10-K/A amends Item 14 of the original
Annual Report on Form 10-K (the "Original Form 10-K") filed on March 29, 1996, by Securitized Asset Services Corporation (the "Reporting Person"), on behalf of Securitized Asset Sales, Inc., Mortgage Certificate-Backed Certificates, Series 1995-A Trust (the "Trust"), established pursuant to a Pooling and Servicing Agreement (the "Pooling and Servicing
Agreement") among Securitized Asset Sales, Inc. (the "Company"), as depositor, a trustee and a master servicer (or, if applicable, a servicer) and in some instances, a certificate administrator, pursuant to which the Securitized Asset Sales, Inc., Mortgage Certificate-Backed Certificates, Series 1995-A registered under the Securities Act of 1933 (the
"Certificates") were issued. Item 14 of the Original Form 10-K is amended to read in its entirety as follows:

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

	       (a) Securitized Asset Services Corporation, as Certificate Administrator<F2>

	  99.2 Annual Statement of Compliance with obligations under the Pooling and Servicing Agreement or servicing agreement, as applicable, of:

	       (a) Securitized Asset Services Corporation, as Certificate Administrator<F1>

     (b) On October 20, 1995, a report on Form 8-K was filed by the Company in order to provide the Pooling and Servicing Agreement for the Certificates.

	  On October 17, 1995, November 8, 1995, and December 6, 1995, reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

     (c)  Omitted pursuant to the No Action Letter.

     (d)  Omitted pursuant to the No Action Letter.



<F1>  Previously filed.

<F2>  No exhibit will be attached as the holdings of the trust are restricted to securities only. The Annual Report of Independent Public Accountants is inapplicable as a result.

				 SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

       SECURITIZED ASSET SALES, INC. MORTGAGE CERTIFICATE-BACKED
		    CERTIFICATES, SERIES 1995-A TRUST

By:  NORWEST BANK MINNESOTA, N.A.,
     as Certificate Administrator

By:  /s/Sherri J. Sharps, as attorney-in-fact

By:  Sherri J. Sharps, as attorney-in-fact

Title:  Vice President -- Securities Administration Services

Dated:  October 17, 1996




EXHIBIT INDEX

Exhibit No.

99.1 Annual Report of Independent Public Accountants as to master servicing activities or servicing activities, as applicable.

      (a)  Securitized Asset Services Corporation, as Certificate
	   Administrator<F2>

99.2 Annual Statement of Compliance with obligations under the Pooling and Servicing Agreement or servicing agreement, as applicable.

      (a)  Securitized Asset Services Corporation, as Certificate
	   Administrator<F1>





<F1>  Previously filed.

<F2>  No exhibit will be attached as the holdings of the trust are restricted to securities only. The Annual Report of Independent Public Accountants is inapplicable as a result.