Form 10-K/A
period 1995-12-31
SECURITIZED ASSET SALES INC
filed 1996-10-29
CIK 895035

SECURITIES AND EXCHANGE COMMISSION
			  WASHINGTON, D.C.  20549

				 FORM 10-K/A
			       Amendment No. 1


(Mark One)

| x |   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
EXCHANGE ACT OF 1934 [FEE REQUIRED] *

For the fiscal year ended December 31, 1995

|   |   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission File No.:  33-63586-11

Securitized Asset Sales, Inc. Mortgage Certificate-Backed Certificates,
			Series 1995-B Trust
	 (Exact name of registrant as specified in its charter)

New York (governing law of pooling and servicing agreement)
State or other jurisdiction of incorporation or organization)

52-1932106
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


     This Amendment No. 1 on Form 10-K/A amends Item 14 of the original
Annual Report on Form 10-K (the "Original Form 10-K") filed on March 29, 1996, by Securitized Asset Services Corporation (the "Reporting Person"), on behalf of Securitized Asset Sales, Inc., Mortgage Certificate-Backed Certificates, Series 1995-B Trust (the "Trust"), established pursuant to a Pooling and Servicing Agreement (the "Pooling and Servicing
Agreement") among Securitized Asset Sales, Inc. (the "Company"), as depositor, a trustee and a master servicer (or, if applicable, a servicer) and in some instances, a certificate administrator, pursuant to which the Securitized Asset Sales, Inc., Mortgage Certificate-Backed Certificates, Series 1995-B registered under the Securities Act of 1933 (the
"Certificates") were issued. Item 14 of the Original Form 10-K is amended to read in its entirety as follows:

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

       SECURITIZED ASSET SALES, INC. MORTGAGE CERTIFICATE-BACKED
		    CERTIFICATES, SERIES 1995-B TRUST

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