Form 10-K/A
period 1995-12-31
SECURITIZED ASSET SALES INC
filed 1996-10-29
CIK 895035

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

	  99.3 Annual Statement of Compliance with obligations under the Pooling and Servicing Agreement or servicing agreement, as applicable, of:

	       (a)  BancBoston Mortgage Corporation, as Servicer<F3>
	       (b)  Countrywide Funding Corporation, as Servicer<F2>
	       (c)  FBS Mortgage Corporation, as Servicer<F3>
	       (d)  First Town Mortgage Corporation, as Servicer<F2>
	       (e)  Huntington Mortgage Company, as Servicer<F2>
	       (f) The Prudential Home Mortgage Company, Inc., as Servicer<F2>
	       (g)  SunTrust Mortgage, Inc., as Servicer<F2>

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

	       (a)  BancBoston Mortgage Corporation, as Servicer<F3>
	       (b)  Countrywide Funding Corporation, as Servicer<F2>
	       (c)  FBS Mortgage Corporation, as Servicer<F3>
	       (d)  First Town Mortgage Corporation, as Servicer<F2>
	       (e)  Huntington Mortgage Company, as Servicer<F2>
	       (f) The Prudential Home Mortgage Company, Inc., as Servicer<F2>
	       (g)  SunTrust Mortgage, Inc., as Servicer<F2>




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