Form 10-K/A
period 1995-12-31
SECURITIZED ASSET SALES INC
filed 1996-10-29
CIK 895035

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

	  99.3 Annual Statement of Compliance with obligations under the Pooling and Servicing Agreement or servicing agreement, as applicable, of:

	       (a)  American Home Funding, Inc., as Servicer<F2>
	       (b)  BancBoston Mortgage Corporation, as Servicer<F3>
	       (c)  Bank of Hawaii, as Servicer <F2>
	       (d)  Barnett Mortgage Corporation, as Servicer<F3>
	       (e)  Countrywide Funding Corporation, as Servicer<F2>
	       (f)  First Town Mortgage Corporation, as Servicer<F2>
	       (g)  GMAC Mortgage Corporation of PA, as Servicer<F2>
	       (h)  National City Mortgage Company, as Servicer<F2>
	       (i) The Prudential Home Mortgage Company, Inc., as Servicer<F2>

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

<F2>  Previously filed

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


	       (a)  American Home Funding, Inc., as Servicer<F2>
	       (b)  BancBoston Mortgage Corporation, as Servicer<F3>
	       (c)  Bank of Hawaii, as Servicer <F2>
	       (d)  Barnett Mortgage Corporation, as Servicer<F3>
	       (e)  Countrywide Funding Corporation, as Servicer<F2>
	       (f)  First Town Mortgage Corporation, as Servicer<F2>
	       (g)  GMAC Mortgage Corporation of PA, as Servicer<F2>
	       (h)  National City Mortgage Company, as Servicer<F2>
	       (i) The Prudential Home Mortgage Company, Inc., as Servicer<F2>




<F1>  Pursuant to the No Action Letter, such document (i) is not filed herewith since such document was not received by the Reporting Person at least three business days prior to the due date of the Original Form 10-K; and (ii) will be included in a further amendment to the Original Form 10-K to be filed within 30 days of the Reporting Person's receipt of such document.

<F2>  Previously filed

<F3>  Filed herewith.