Form 10-K/A
period 1995-12-31
SECURITIZED ASSET SALES INC
filed 1997-02-12
CIK 895035

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

	  99.1 Annual Report of Independent Public Accountants as to master servicing activities or servicing activities, as applicable, of:

	       (a)  BancBoston Mortgage Corporation, as Servicer<F2>
	       (b)  Columbia Equities, LTD., as Servicer<F1>
	       (c)  FBS Mortgage Corporation, as Servicer<F2>
	       (d)  First Town Mortgage Corporation, as Servicer<F2>
	       (e)  Huntington Mortgage Company, as Servicer<F2>
	       (f)  Lomas Mortgage USA, as Servicer<F2>
	       (g)  Metropolitan Savings Bank, as Servicer<F3>
	       (h)  National City Mortgage Company, as Servicer<F2>
	       (i) The Prudential Home Mortgage Company, Inc., as Servicer<F2>
	       (j)  Weyerhaeuser Mortgage Company, as Servicer<F2>

	  99.2  Report of Management as to Compliance with Minimum
		Servicing Standards

	       (a)  BancBoston Mortgage Corporation, as Servicer<F2>
	       (b)  Columbia Equities, LTD., as Servicer<F1>
	       (c)  FBS Mortgage Corporation, as Servicer<F2>
	       (d)  First Town Mortgage Corporation, as Servicer<F2>
	       (e)  Huntington Mortgage Company, as Servicer<F2>
	       (f)  National City Mortgage Company, as Servicer<F2>
	       (g) The Prudential Home Mortgage Company, Inc., as Servicer<F2>
	       (h)  Weyerhaeuser Mortgage Company, as Servicer<F2>

	  99.3 Annual Statement of Compliance with obligations under the Pooling and Servicing Agreement or servicing agreement, as applicable, of:

	       (a)  BancBoston Mortgage Corporation, as Servicer<F3>
	       (b)  Columbia Equities, LTD., as Servicer<F1>
	       (c)  FBS Mortgage Corporation, as Servicer<F3>
	       (d)  First Town Mortgage Corporation, as Servicer<F2>
	       (e)  Huntington Mortgage Company, as Servicer<F2>
	       (f)  Lomas Mortgage USA, as Servicer<F2>
	       (g)  Metropolitan Savings Bank, as Servicer<F3>
	       (h)  National City Mortgage Company, as Servicer<F2>
	       (i) The Prudential Home Mortgage Company, Inc., as Servicer<F2>
	       (j)  Weyerhaeuser Mortgage Company, as Servicer<F2>

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

Dated:  February 7, 1997




EXHIBIT INDEX

Exhibit No.

99.1 Annual Report of Independent Public Accountants as to master servicing activities or servicing activities, as applicable.

	       (a)  BancBoston Mortgage Corporation, as Servicer<F2>
	       (b)  Columbia Equities, LTD., as Servicer<F1>
	       (c)  FBS Mortgage Corporation, as Servicer<F2>
	       (d)  First Town Mortgage Corporation, as Servicer<F2>
	       (e)  Huntington Mortgage Company, as Servicer<F2>
	       (f)  Lomas Mortgage USA, as Servicer<F2>
	       (g)  Metropolitan Savings Bank, as Servicer<F3>
	       (h)  National City Mortgage Company, as Servicer<F2>
	       (i) The Prudential Home Mortgage Company, Inc., as Servicer<F2>
	       (j)  Weyerhaeuser Mortgage Company, as Servicer<F2>

99.2  Report of Management as to Compliance with Minimum Servicing
      Standards

	       (a)  BancBoston Mortgage Corporation, as Servicer<F2>
	       (b)  Columbia Equities, LTD., as Servicer<F1>
	       (c)  FBS Mortgage Corporation, as Servicer<F2>
	       (d)  First Town Mortgage Corporation, as Servicer<F2>
	       (e)  Huntington Mortgage Company, as Servicer<F2>
	       (f)  National City Mortgage Company, as Servicer<F2>
	       (g)  The Prudential Home Mortgage Company, Inc.,
		       as Servicer<F2>
	       (h)  Weyerhaeuser Mortgage Company, as Servicer<F2>

99.3 Annual Statement of Compliance with obligations under the Pooling and Servicing Agreement or servicing agreement, as applicable.

	       (a)  BancBoston Mortgage Corporation, as Servicer<F3>
	       (b)  Columbia Equities, LTD., as Servicer<F1>
	       (c)  FBS Mortgage Corporation, as Servicer<F3>
	       (d)  First Town Mortgage Corporation, as Servicer<F2>
	       (e)  Huntington Mortgage Company, as Servicer<F2>
	       (f)  Lomas Mortgage USA, as Servicer<F2>
	       (g)  Metropolitan Savings Bank, as Servicer<F3>
	       (h)  National City Mortgage Company, as Servicer<F2>
	       (i) The Prudential Home Mortgage Company, Inc., as Servicer<F2>
	       (j)  Weyerhaeuser Mortgage Company, as Servicer<F2>




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